Form 10-K
period 2005-12-31
STRATS  SM TRUST FOR  AT&T CORP SEC SER 2004-4
filed 2006-03-31
CIK 1281120

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                     ----

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the fiscal year ended December 31, 2005

                                      or

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

       For the transition period from          to
                                      --------     --------

               Commission File Numbers: 333-70808-05, 001-32028

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

           STRATS(SM) Trust For AT&T Corp. Securities, Series 2004-4
           --------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                    Delaware                             52-2316339
--------------------------------------------------------------------------------
       (State or other jurisdiction of               (I.R.S. Employer
       incorporation or organization)               Identification No.)


301 South College, Charlotte, North Carolina               28288
--------------------------------------------------------------------------------
  (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                         Name of exchange on which registered
-------------------                         ------------------------------------

STRATS(SM) Certificates,                    New York Stock Exchange ("NYSE")
Series 2004-4, Class A-1

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]  No [ X ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [  ]  No [ X ]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [  ]  No [ X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):


Large accelerated filer [  ]      Accelerated filer No [   ]       Non-accelerated filer [ X ]


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [  ]  No [ X ]

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


                      DOCUMENTS INCORPORATED BY REFERENCE

The following documents are incorporated by reference into Part IV of this Annual Report: the distribution reports to security holders filed on Form 8 K during the fiscal year, in lieu of reports on Form 10 Q, which include the reports filed on Form 8 K listed in Item 15(a) hereto.

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

AT&T Inc., the guarantor of the underlying securities, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended, (the "Exchange Act"). For information on AT&T Inc. please see its periodic reports filed with the Securities and Exchange Commission (the "Commission") under its Exchange Act file number, 001-08610. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by AT&T Inc. may be accessed on this site. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither Synthetic Fixed-Income Securities, Inc. nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the guarantor of the underlying securities, or the underlying securities themselves, have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.


                                    PART I

Item 1. Business.
----------------

         Not Applicable

Item 1A. Risk Factors.
---------------------

         Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------

         Not Applicable

Item 2. Properties.
------------------

         Not Applicable

Item 3. Legal Proceedings.
-------------------------

         None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

         None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters
and Issuer Purchases of Equity Securities.
--------------------------------------------------------------------------------

         The Class A-1 Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Class A-1Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
-------------------------------------------------------------------------------

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
-------------------------------------------------------------------------------

         None

Item 9A.  Controls and Procedures.
---------------------------------

         Not Applicable

Item 9B. Other Information.
--------------------------

         None


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         Not Applicable

Item 11. Executive Compensation.
-------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
-------------------------------------------------------------------------------

         Not Applicable

Item 13. Certain Relationships and Related Transactions.
-------------------------------------------------------

         None

Item 14. Principal Accounting Fees and Services.
-----------------------------------------------

         Not Applicable


                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
------------------------------------------------

         (a) The following documents have been filed as part of this report.

             1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For AT&T Corp. Securities, Series 2004-4 to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

     Trust Description                Distribution Date          Filed on
------------------------------        -----------------          --------
STRATS(SM) Trust For AT&T Inc.           05-16-2005             07-21-2005
   Securities, Series 2004-4             11-15-2005             11-23-2005


             2.  None

             3.  Exhibits:


                 31.1 - Certification by Director of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                 99.2 - Report of Aston Bell, CPA.

                 99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 21, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                 99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 23, 2005, as further described in Item 15(a)(1) above, is incorporated herein by reference.

         (b) See Item 15(a) above.

         (c) Not Applicable.

                                   SIGNATURE

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                       By:   /s/ Jimmy Whang
                                           ----------------------------------
                                       Name:   Jimmy Whang
                                       Title:  Director


Dated:  March 30, 2006

                                 EXHIBIT INDEX


 Reference Number                                                Exhibit Number
 per Item 601 of             Description of Exhibits                 in this
  Regulation SK                                                     Form 10-K
--------------------------------------------------------------------------------
      (31.1)       Certification by Director of the Registrant        31.1
                   pursuant to 15 U.S.C. Section 7241, as
                   adopted pursuant to Section 302 of the
                   Sarbanes-Oxley Act of 2002.

                   Annual Compliance Report by Trustee pursuant
      (99.1)       to 15 U.S.C. Section 7241, as adopted pursuant     99.1
                   to Section 302 of the Sarbanes-Oxley Act of
                   2002.

      (99.2)       Report of Aston Bell, CPA.                         99.2

                   Registrant's Current Report on Form 8-K
                   filed with the Securities and Exchange
      (99.3)       Commission on July 21, 2005, as further            99.3
                   described in Item 15(a)(1) above, is
                   incorporated herein by reference.

                   Registrant's Current Report on Form 8-K
                   filed with the Securities and Exchange
      (99.4)       Commission on November 23, 2005, as further        99.3
                   described in Item 15(a)(1) 99.4 above, is incorporated herein by reference.