Form 10-K
period 2007-12-31
STRATS  SM TRUST FOR  AT&T CORP SEC SER 2004-4
filed 2008-03-28
CIK 1281120

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

     For the fiscal year ended December 31, 2007

                                      or

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ________ to ________

               Commission File Numbers: 333-70808-05, 001-32028

                    Synthetic Fixed-Income Securities, Inc.

                                 on behalf of:

           STRATS(SM) Trust For AT&T Inc. Securities, Series 2004-4
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

                         Delaware                               52-2316339
-------------------------------------------------------------------------------
      (State or other jurisdiction of incorporation          (I.R.S. Employer
                      or organization)                      Identification No.)


      301 South College, Charlotte, North Carolina                 28288
-------------------------------------------------------------------------------
         (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code: (704) 383-7727

Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of exchange on which
Title of each class                                    registered
-------------------                                    -------------------------

STRATS(SM) Certificates, Series 2004-4, Class A-1      New York Stock Exchange
                                                       ("NYSE")

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [ ]  No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes [ ]  No [X]

Indicate by check mark whether the registrant: (1) Has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]  No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
Not applicable.

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See the definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one):
Large accelerated filer [ ]   Accelerated filer [ ]   Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes [ ]  No [X]

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

        Not Applicable

Item 3. Legal Proceedings.
-------------------------

        None

Item 4. Submission of Matters to a Vote of Security Holders.
-----------------------------------------------------------

        None


                                    PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and
------------------------------------------------------------------------------
Issuer Purchases of Equity Securities.
-------------------------------------

         The Class A-1 Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. The Class A-1Certificates are listed on the NYSE.

Item 6. Selected Financial Data.
-------------------------------

         Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results
-------------------------------------------------------------------------------
of Operations.
-------------

         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
-------------------------------------------------------------------

         Not Applicable

Item 8. Financial Statements and Supplementary Data.
---------------------------------------------------

         Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and
-----------------------------------------------------------------------
Financial Disclosure.
--------------------

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


                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
-----------------------------------------------------------

         Not Applicable

Item 11. Executive Compensation.
-------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and
---------------------------------------------------------------------------
Related Stock Matters.
---------------------

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

              1. Trustee's Distribution Statements documented on Form 8-K of STRATS(SM) Trust For AT&T Corp. Securities, Series 2004-4 to the certificateholders for the period from January 1, 2007 through and including December 31, 2007 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

-------------------------------------------------------------------------------
             Trust Description                  Distribution Date     Filed on
-------------------------------------------------------------------------------
STRATS(SM) Trust For AT&T Inc. Securities,        05-15-2007         05-25-2007
Series 2004-4                                     11-15-2007         11-21-2007
-------------------------------------------------------------------------------

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

                   99.1 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                   99.2 - Report of Aston Bell, CPA.

                   99.3 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 25, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

                   99.4 - Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 21, 2007, as further described in Item 15(a)(1) above, is incorporated herein by reference.

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

                                     Synthetic Fixed-Income Securities, Inc., as Depositor for the Trust




                                     By:  /s/ Jimmy Whang
                                          -------------------------------------
                                     Name:   Jimmy Whang
                                     Title:  Director


Dated:  March 28, 2008

                                 EXHIBIT INDEX

--------------------------------------------------------------------------------
 Reference Number                 Description of Exhibits         Exhibit Number
 per Item 601 of                                                      in this
  Regulation SK                                                      Form 10-K
--------------------------------------------------------------------------------
                    Certification by Director of the Registrant
      (31.1)        pursuant to 15 U.S.C. Section 7241, as             31.1
                    adopted pursuant to Section 302 of the
                    Sarbanes-Oxley Act of 2002.
--------------------------------------------------------------------------------
                    Annual Compliance Report by Trustee pursuant
      (99.1)        to 15 U.S.C. Section 7241, as adopted pursuant     99.1
                    to Section 302 of the Sarbanes-Oxley Act of
                    2002.
--------------------------------------------------------------------------------
      (99.2)        Report of Aston Bell, CPA.                         99.2
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission
      (99.3)        on May 25,  2007, as further described in Item     99.3
                    15(a)(1) above is, incorporated herein by
                    reference.
--------------------------------------------------------------------------------
                    Registrant's Current Report on Form 8-K filed
                    with the Securities and Exchange Commission on
      (99.4)        November 21, 2007, as further described in         99.4
                    Item 15(a)(1) above, is incorporated herein
                    by reference.
--------------------------------------------------------------------------------